Form 10-K
period 2012-12-31
Galt Petroleum, Inc.
filed 2013-05-09
CIK 1553304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Commission File Number 333-178417

Galt Petroleum, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-3247640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 South Main St., 15th Floor Salt Lake City, UT 84111 Telephone: (801) 719-7258	84111
(Address of principal executive offices)	(Zip Code)

(801) 719-7258
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of the registrant’s most recently completed second fiscal quarter on June 30, 2012, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $80,000, assuming a per share price of $1.00 per share, which was the per share price in our most recent Common Stock issuance, as our Common Stock is not yet publicly traded.  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of May 8, 2013, the registrant had 4,003,600 shares of Common Stock, $0.001 par value, outstanding.

SPECIAL NOTE ABOUT FORWARD-LOOKING INFORMATION

Certain statements in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions. Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The forward-looking statements included in this report are made only as of the date of this report.

Readers of this report are cautioned that any forward-looking statements, including those regarding us or our management’s current beliefs, expectations, anticipations, estimations, projections, strategies, proposals, plans, or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements. The forward-looking statements included in this report are made only as of the date of this report.

•	We may be deemed to be insolvent and may face liquidation.
•	The auditors’ report for our most recent fiscal year contains an explanatory paragraph about our ability to continue as a going concern.
•	We will require substantial amounts of additional capital from external sources.
•	Any substantial increase in sales will require skilled management of growth.
•	We cannot predict the impact on our activities of the current economic crises.
•	We are authorized to issue substantial additional shares of stock, which would dilute the ownership of our stockholders.
•	Penny stock regulations will impose certain restrictions on resales of our securities, which may cause an investor to lose some or all of its investment.
•
The factors set forth under “Management’s Discussion and Analysis of Analysis of Financial Condition and Results of Operation” and other factors that are not currently known to us that may emerge from time to time.

The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements. The forward-looking statements included in this report are made only as of the date of this report.

PART I

ITEM 1. BUSINESS

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to:

•	“Galt,” “Galt Petroleum,” “Galt Petroleum, Inc.,” “we,” “us,” or “our,” “Successor” and the “Company” are references to the business of Galt Petroleum, Inc.

•	“Securities Act” refers to the Securities Act of 1933, as amended, and “Exchange Act” refers to the Securities Exchange Act of 1934, as amended

About Galt Petroleum

Galt Petroleum, Inc., incorporated under the laws of the State of Nevada on August 29, 2011, currently owns land and equipment, has a leasehold interest in certain wells, and operates those wells, producing and selling oil and gas.  These assets include 4.2 acres of land outside of Iowa Park, Texas, and an 80% leasehold interest in 1086.6 acres in Wichita County, Texas.

On Galt’s 4.2 acres, it has one workshop facility (approximately 2000 square feet), two storage facilities (800 square feet each), and one field office of approximately 500 square feet.  Galt also owns three 18-series Churchill pump jacks, sixteen 25-series Churchill pump jacks, four 40-series pump jacks, two 40-series American pump jacks, one 57-series American pump jack, one 114-series American pump jack, and one 114-series Bethlehem pump jack, one 160-series Parkersburg pump jack, two Gaso saltwater injection pumps, one 200-barrel fiberglass saltwater storage tank, and eight 150-barrel storage tanks, along with six free-water horizontal knockout fluid separators, one single pole pulling unit and one 1993 Ford one-ton pole truck with 12-foot poles.

Galt’s leasehold interest consists of leasehold rights to 54 existing oil wells—there are 9 permitted saltwater injection wells and 46 permitted as producers. Of the 46 producer wells, there are currently 24 producing wells (each of the 24 wells producing on average one-half of a barrel of oil per day), 6 partially equipped, and 16 that are scheduled to come online as funds permit.  All of the Galt’s wells have been worked by prior operators and are considered to be near the end of their useful lives or ending their production curve. Galt currently has a current oil production average of 10-12 barrels of oil per day.

Business Objective and Strategy

Galt was created to capitalize on the ever-growing demand for domestic oil sources and production.  Although the U.S. and World demand for oil and gas is increasing, many of the largest oil fields in the world are unable to increase production and new discoveries are not being made quickly enough to accommodate growing demand.  Galt has taken full advantage of this opportunity by leveraging the combined experience of its team of oil and gas experts to turn this scarcity into opportunity.  As such, our mission is to carefully identify existing and mature oil and gas leases for purchase and revive them, resulting in relatively low risk oil production.

Domestic oil reserves are readily available in myriad regions of the United States.  These reserves are usually available in the form of stripper well oil leases closed off by major oil companies.  We rehabilitate the leases in order to increase oil production and then maintain that production while the major oil companies develop and mature new drilling and fracturing technology that enables them to extract large amounts of oil out of mature existing oil fields. Galt then targets those mature fields and leases that become available when major oil companies turn over existing assets.

Galt currently has leasehold rights to 54 existing oil wells, 24 of which are producing.  As funds permit, Galt plans to first bring 16 more of its existing wells to production and then to invest in additional leases with mature wells.

Competition

Aside from general competition with the numerous oil production companies throughout the country, Galt’s primary local competition is Texas Energy Holdings (“TEH”). The company is based out of Dallas, and over the last several years has acquired several thousand acres in the Wichita and Archer County areas of north-central Texas.  TEH currently holds leases directly to the south of Galt’s existing lease, as well as a large leasehold interest a few miles to the north, and has over the last few years been quite aggressive in purchasing area leases.  TEH’s business model is to acquire existing leases that have proven historical production for immediate cashflow, and then enhance and upgrade the existing wells utilizing new mechanicals and implement secondary and tertiary recovery methods, and then aggressively drilling offset wells.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

We do not have any patents, trademarks, or licenses, and we have not entered into any franchise agreements or other contracts that have given, or could give rise to, obligations or concessions. The Company does have an obligation to pay the lessor of its 80% leasehold interest a 20% royalty.

Governmental Regulations

We are governed by laws and regulations governing oil and gas production in the State of Texas.  We believe that we are currently in compliance with all laws which may govern our operations and have no current liabilities thereunder.  Our intent is to maintain compliance with all relevant laws, rules and regulations.

Employees

Galt currently has no full-time employees (although Cary Valerio and Mark Baca, the Company’s officers, do devote their full-time to the Company as independent contractors).

Commission’s Position on Indemnification for Securities Act Liabilities

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Registrant pursuant to the provisions of its Certificate of Incorporation, By-Laws, the General Corporation Law of the State of Utah or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer of controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Where You Can Find Us

Our offices are currently located at Galt Petroleum, Inc., 175 South Main St., 15th Floor, Salt Lake City, Utah, 84111.  Our telephone number is (801) 719-7258.

ITEM 1A. RISK FACTORS

The following risk factors should be considered carefully in addition to the other information contained in this report. This report contains forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our customers’ or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. “Risk Factors,” “Management’s Discussion and Analysis” and “Business,” as well as other sections in this report, discuss some of the factors that could contribute to these differences.

The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

An investment in our common stock is highly speculative and involves a high degree of risk. Therefore, you should consider all of the risk factors discussed below, as well as the other information contained in this document. You should not invest in our common stock unless you can afford to lose your entire investment and you are not dependent on the funds you are investing.

1.           There is a risk of governmental action which would adversely affect our business.

Governmental authorities could impose obstacles to the success of these investments, for example, the production and sale of oil and natural gas through laws or regulations. Recent tax and energy legislation has been enacted, the total effect of which is not yet known. Various types of mineral properties have come under attack in certain areas because of their potential impact upon the surrounding environment. Therefore, investments in each of these areas could be adversely affected by either governmental regulations or private litigation involving the investments made. The Company is not able to predict the outcome of such regulations or laws on the investments.

2.           We may not have clean title to the properties we invest in.

The Company lacks knowledge of adverse claims of ownership that have been made on the properties and/or projects which it buys or leases. In obtaining title work and assessing the validity of title to said properties, the Company intends to adhere to the business judgment standard, which will include obtaining an opinion as to title to the properties and requiring the cure of title defects set forth in such opinion, before allowing an investment to be made. The Company also intends to obtain Title Insurance Policies that protect the Company on said investments.

3.           Our subcontractors may lien our projects.

Under general property law, any contractor or subcontractor doing work on a project may attach a lien on the property with respect to which it does work, to secure the dollar value of all labor and material furnished to the project. A valid lien holder could, after the lien is perfected, institute a collection suit, according to the lien, and if it were successful in obtaining a judgment, the real property and the equipment thereon could be foreclosed upon.

4.           Oil and gas production investments involve a high degree of risk because of the possibility that the wells we operate may not produce enough oil and gas to be profitable.

Oil and gas drilling and well operation involves a high degree of risk and is sometimes marked by unprofitable efforts from dry holes or by wells that do not produce oil and gas in sufficient quantities to return a profit on the amounts expended. The results of any oil and gas well cannot be determined in advance. The selection of leases and wells for rehabilitation are not exact sciences, and the results of our production efforts cannot be predicted. A well may also be ruined or rendered dry due to technical or mechanical difficulties. Should a well be successfully rehabilitated and production increase, there is still no assurance that such production will decline rapidly and that sums expended to bring the well to production will be recouped through production. There is a substantial risk that the properties upon which we operate may not produce sufficient hydrocarbons to return a profit.

5.           Our decisions to develop and rehabilitate certain wells are based on assumptions which may not be accurate, and our revenues may be lower than anticipated.

Our decisions to invest in and target certain wells for production or rehabilitation are based on certain assumptions and estimates and, although the Company believes there is a reasonable basis for the assumptions and estimates upon which the projections are based, there can be no assurance that the revenues we expect from such investments will be attained or that expenses will not be higher than estimated.  Many of our expectations are subject to variations that are beyond the control of the Company and could have a substantially adverse effect on the performance and profitability of the Company. Accordingly, no representation is or can be made as to the future operations or the amount of any future income or loss of the Company. Each investor should consult his own attorney, accountant or other advisors concerning an investment in the Company.

6.           Oil and gas production from each of our wells will generally decline over time.

Production from oil and natural gas wells by its very nature will decline over time. The actual decline curve is subject to numerous factors and cannot, in normal circumstances, be calculated in advance. The production from oil and natural gas wells are also subject to fluctuation for a myriad of reasons. Oil and/or natural gas production may not be stable on a month-to-month basis. Prospective investors should understand that our wells are not producing commercial quantities of oil and natural gas and over the economic life of a well or prospect, any oil or natural gas production obtained will decline and such well or prospect could, as a result of such decline, become unprofitable.

7.           Our properties may be adversely affected by eminent domain.

The federal, state, or local governments may commence a taking of property in which the Company has invested thereby decreasing the value of the investment.

8.           We are a development stage company with limited operating history and may never be able to effectuate our business plan or achieve profitability; at this stage of our business, even with our good faith efforts, potential investors have a high probability of losing their entire investment.

We are subject to all of the risks inherent in the establishment of a new business enterprise. Our Company was established on August 29, 2011. Although we have begun some operations, we may not be able to successfully implement our business objectives. There can be no assurance that we will achieve profitability in the future, and the lack of operating history makes it difficult to evaluate the future prospects of our business. We have generated limited revenues to date. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business, and our Company is a highly speculative venture involving a high degree of financial risk.

9.           We expect losses in the future because we have insufficient revenue to offset expenses.

As we have limited revenues, we are expecting losses over the next 12 months because we do not have sufficient revenues to offset the expenses associated with the development and implementation of our business plan. We cannot guarantee that we will ever be successful in generating sufficient revenues in the future to offset our expenses. We recognize that if we are unable to generate sufficient revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will achieve profitable operations.

10.           We have a going concern opinion from our independent registered public accounting firm indicating the possibility that we may not be able to continue to operate.

We anticipate generating losses for the next 12 months, there is substantial doubt that we will be able to continue operations as a going concern, and our independent registered public accounting firm included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the periods ended December 31, 2011 and December 31, 2010. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

11.           If we are unable to obtain additional funding, our business operations will be harmed.

We will require additional funds to implement our business plan. We hope to raise this capital through the sale of our securities. If we are unable to raise the required capital, our ability to grow will be restricted and our ability to continue to conduct business operations will be harmed. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans, which could cause the Company to become dormant. Furthermore, any additional equity financing may involve substantial dilution to our then existing shareholders.

12.           We may not be able to compete with current and potential competitors, some of who have greater resources and experience than we do.

We may not have the resources to compete with our existing competitors or with any new competitors. We intend to compete with many oil production companies that have significantly greater personnel, financial, and managerial resources than we do. This competition from other companies with greater resources and reputations may result in our failure to maintain or expand our business.

13.           Since our officers and directors may work or consult for other companies, their other activities could slow down our operations.

Our officers and directors are not required to work exclusively for us and do not devote all of their time to our operations. Presently, one of our three directors, Chad Albury, allocates only a portion of his time to the operation of our business. Therefore, it is possible that his pursuit of other activities may slow our operations and reduce our financial results because of the slow-down in operations.

14.           We need to retain key personnel to support our business and ongoing operations.

The development of our business and the marketing and sale of our products will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and the engagement of key employees and contractors who have critical industry experience and relationships that we rely on to implement our business plan. The loss of the services of any of our officers or the lack of availability of other skilled personnel would negatively impact our ability to develop our company and to market and sell our intended products, which could adversely affect our financial results and impair our growth.

15.           Because our management has no experience in running a company that extracts petroleum products, he may not be able to successfully operate such a business, which could cause you to lose your investment.

Mr. Cary Valerio, our current chief executive officer, has effective control over all decisions regarding both policy and operations of our company with no oversight from other management. Our success is contingent upon his ability to make appropriate business decisions in these areas. It is possible that a lack of specialized operational or management experience could prevent us from becoming a profitable business and an investor from obtaining a return on his investment in us.

16.           We could be subject to significant and costly liability claims.

We could be subject to significant liability claims if the processes we employ to extract the oil and gas that we sell are shown to cause damages, injury or illness. We do not have insurance with respect to this possible liability.  The costs associated with this liability could significantly reduce our operating results.

17.           Our executive officers own a majority of the outstanding shares of our common stock, and other stockholders may not be able to influence control of the company or decision-making by management of the company.

Our executive officers presently own, in the aggregate, 75% of our outstanding common stock. As a result, our executive officers have substantial control over all matters submitted to our stockholders for approval including the following matters: election of our Board of Directors; removal of any of our directors; amendment of our Articles of Incorporation or bylaws; and adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us. Other stockholders may consider the corporate decisions made by our executive officers to be inconsistent with the interests of these stockholders. In addition, other stockholders may not be able to change the directors and officers, and are accordingly subject to the risk that management cannot or will not manage the affairs of the company in accordance with such stockholders’ wishes.

18.           We will incur increased costs as a result of being a public company.

If we are able to become a public company, we will incur significant legal, accounting and other expenses. We expect the laws, rules and regulations governing public companies to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.  The Company anticipates a general increase in legal costs going forward due to the increased compliance costs of running a public company and the legal work that may be necessary for implementing the Company’s business plan of expansion.

19.           Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

New or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which may result in additional expenses. While there is limited regulation of our business at the state and federal level, any change to such regulation could adversely affect our business. Our clients are often regulated, and their ability to pay us or our ability to provide services may be impacted by changes in regulation.  We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our business may be materially impacted and our reputation may be harmed.

Risks Relating To Our Common Stock

20.           We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock, par value $0.001 per share, of which 4,003,600 shares are issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

21.           Our common shares are subject to the "Penny Stock" Rules of the SEC, and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	That a broker or dealer approve a person’s account for transactions in penny stocks; and
•	The broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quality of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	Obtain financial information and investment experience objectives of the person; and
•
Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	Sets forth the basis on which the broker or dealer made the suitability determination; and
•	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

22.           There is no current trading market for our securities and if a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. We intend to have a market maker apply for admission to quotation of our securities on the Over-The-Counter Bulletin Board after the registration statement relating to this prospectus is declared effective by the SEC. We do not yet have a market maker who has agreed to file such application. If for any reason our common stock is not quoted on the Over-The-Counter Bulletin Board or a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so. No market makers have committed to becoming market makers for our common stock and none may do so.

23.           Even if a market develops for our shares, our shares may be thinly traded with wide share price fluctuations, low share prices and minimal liquidity.

If a market for our shares develops, the share price may be volatile with wide fluctuations in response to several factors, including: potential investors’ anticipated feeling regarding our results of operations; ·increased competition; and our ability or inability to generate future revenues.

In addition, if our shares are quoted on the Over-The-Counter Bulletin Board, our share price may be affected by factors that are unrelated or disproportionate to our operating performance. Our share price might be affected by general economic, political, and market conditions, such as recessions, interest rates, commodity prices, or international currency fluctuations. In addition, even if our stock is approved for quotation by a market maker through the Over-The-Counter Bulletin Board, stocks traded over this quotation system are usually thinly traded, highly volatile and not followed by analysts. These factors, which are not under our control, may have a material effect on our share price.

24.           State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered by this prospectus.

Secondary trading in common stock sold in this offering will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

25.           We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our founders, who will remain the majority shareholders after completion of the offerings, will have the right to authorize our Board of Directors to issue preferred shares and determine the relative rights and preferences of preferred shares without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as a holder of common stock.

26.           We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock.

We have financed our operations, and we expect to continue to finance our operations, acquisitions and develop strategic relationships, by issuing equity or debt securities, which could significantly reduce the percentage ownership of our existing stockholders. Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing stock. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of stock to decline.

26.           There may be deficiencies with our internal controls that require improvements, and if we are unable to adequately evaluate internal controls, we may be subject to sanctions by the SEC.

We are exposed to potential risks from legislation requiring companies to evaluate internal controls under Section 404a of the Sarbanes-Oxley Act of 2002. As a smaller reporting company and emerging growth company, we will not be required to provide a report on the effectiveness of our internal controls over financial reporting until our second annual report, and we will be exempt from the auditor attestation requirements concerning any such report so long as we are an emerging growth company or a smaller reporting company. We have not yet evaluated whether our internal control procedures are effective and therefore there is a greater likelihood of undiscovered errors in our internal controls or reported financial statements as compared to issuers that have conducted such evaluations. If we are not able to meet the requirements of Section 404a in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC.

27.           We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.  As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any May 30.

28.           Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it.  Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry.  If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Galt currently owns 4.224 acres of land at 12361 S. FM 368, Iowa Park, Texas, and currently holds an 80% leasehold interest in 1086.6 acres in Tract 2, S. Holloway Survey A-493, in Wichita County, Texas. The Company currently maintains a corporate office at 175 S. Main St., 15th Floor, Salt Lake City, Utah.  That space is provided to us by one of our shareholders, and the Company does not pay any rental fees for the use of this space.  The Company feels that this space is sufficient until the Company significantly expands operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There has been no market for our securities. Our common stock is not traded on any exchange or on the over-the-counter market. We hope to have a market maker file an application with the Financial Industry Regulatory Authority, FINRA for our common stock to be eligible for trading on the OTC Bulletin Board. We have retained a market maker who has agreed to file such application. However, there is no assurance that a trading market will develop, or, if developed, that it will be sustained.

No securities were sold or repurchased by us during the fiscal year ending December 31, 2012.  As of May 8, 2013, we had 38 shareholders of record of our common stock.

We have never declared dividends or paid cash dividends on our common stock and our board of directors does not intend to distribute dividends in the near future.

Penny Stock Rules

We will be subject to the penny stock rules adopted by the Securities and Exchange Commission (“SEC”) that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $200,000 individually, or $300,000 together with his or her spouse, is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

•
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
•
Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks;

•
Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our stockholders will, in all likelihood, find it difficult to sell their securities.

ITEM 6. SELECTED FINANCIAL DATA

As the Company is a “smaller reporting company,” this item is not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the Twelve-month Periods Ended December 31, 2012 and December 31, 2011

The following tables set forth key components of our results of operations for the years ending December 31, 2012 and December 31, 2011, in dollars for the periods indicated.

	Year Ended December 31, 2012	Year Ended December 31, 2011
Statement of Operations Items-

Revenues	$213,735	292,910

Exploration costs	$215,426	131,795

Lease operating expenses	$20,749	28,768

General and administrative expenses	$249,312	427,362

Total Other Expense	$(303,306)	(92,828)

Net loss	$(598,983)	(336,577)

The decline in revenue is primarily attributed to the fact that Bray-Conn Resources, LLC, the former owner of Galt’s oil assets, completed a prolific well in the second quarter of 2011, and the oil production rate has decreased due to the naturally occurring decline rate of new wells, which resulted in higher initial revenues that have substantially fallen now that the well production has stabilized. Lease operating expenses consist primarily of maintenance expenses for existing producing wells. Exploration costs consist primarily of costs associated with rehabilitating and bringing into production existing wells. The increases in exploration costs and other expenses, which consist of interest, and the corresponding decline in net income, is attributed to expanding exploration and rehabilitation operations and bringing to production status additional wells during 2012 as compared to 2011.  The decreases in lease operating expenses and general and administrative expenses are primarily attributed to increasing operational efficiencies investing in more robust equipment and supplies, and price negotiation and cost cutting efforts respectively.

Additionally, the following tables set forth key components of our balance sheet as of December 31, 2012 and December 31, 2011, both in dollars.

	As of December 31, 2012	As of December 31, 2011
Balance Sheets Items-

Cash	$2,379	1,730

Total current assets	$2,379	1,730

Total assets	$52,327	38,096

Accounts payable	$83,538	83,883

Accrued interest	$36,264	7,165

Convertible notes payable	$752,962	178,000

Total current liabilities	$873,762	313,913

Total liabilities	$901,062	373,725

Stockholders' equity (deficit)	$(848,735)	(335,629)

Our increase in assets and liabilities is primarily attributed to expanding operations during the first, second and third quarters of 2012.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2012 only reflects assets of $52,327 and relatively low levels of cash or cash equivalents, and our cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to expand operations.  At December 31, 2012, we had (1) a balance on our revolving line of credit of $1,000 bearing interest at 4% per annum; (2) $100,000 in an unsecured convertible note payable, in default, bearing interest at 24% per annum, and convertible into our common stock at a 50% discount; (3) $276,481 in convertible notes payable bearing interest at 12% per annum and convertible into our common stock at a 50% discount.  Additionally, all of our convertible notes payable contain terms permitting our creditors to collect upon default an amount equal to 150% of all outstanding principal, unpaid interest, and default interest.

If the holders of our defaulted notes demand immediate repayment, we would expect cash and cash equivalents and expected cash flows from operations to be insufficient to cover operating expenses for the next quarter.  The holders of our defaulted notes have granted us extensions of maturity dates in the past, and we hope to secure an extension of several of our notes during the second and third quarters of 2013.  However, we may not be able to do so.  If we are able to secure extensions of our note maturity dates, or if the holders of our defaulted notes do not demand immediate repayment, we would expect cash and cash equivalents and expected cash flows from operations to be sufficient to cover operating expenses for the next twelve months were we to discontinue all expansion and well rehabilitation efforts.

We plan to continue expansion efforts, and we anticipate generating losses and, therefore, may be unable to continue operations in the future.  We will require additional capital to expand, and to acquire such capital we will have to issue debt or equity or enter into a strategic arrangement with a third party for funding. There can be no assurance that additional capital will be available to us.  We currently have no agreements, arrangements or understandings with any person to obtain additional funds through bank loans, lines of credit or any other sources.

Subsequent Events

There have been no subsequent events that have a material impact on the Company.

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and is subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

Critical Accounting Policies

Our financial statements are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

Revenue Recognition

Revenue derived from the sale of produced crude oil and natural gas and related production taxes are recorded in the month the product is delivered to the purchaser.

Accounts receivable are stated at the amount management expects to collect. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on an assessment of the collectability of the receivable. At December 31, 2012 and 2011, there were no accounts receivable, and accordingly, no allowance for doubtful accounts.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Galt Petroleum, Inc.

We have audited the accompanying balance sheets of Galt Petroleum, Inc. (the Company) as of December 31, 2012 and 2011 and the related statements of operations, stockholder’s equity (deficit), and cash flows, for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galt Petroleum, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses and used cash in its operating activities.  As of December 31, 2012, the Company had an accumulated deficit, negative working capital, and a stockholders’ deficit that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
May 7, 2013

GALT PETROLEUM, INC.
 Balance Sheets

	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$2,379	$1,730
Total current assets	2,379	1,730

Property and Equipment, Successful Efforts Method:
Unproved properties, net of accumulated depreciation of
$37,754 and $27,259, respectively	49,948	36,366
Total assets	$52,327	$38,096

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$83,536	$83,883
Accrued expenses	36,264	11,165
Related party notes payable	1,000	40,865
Convertible notes payable	752,962	178,000
Total current liabilities	873,762	313,913

Long-term liabilities:
Asset retirement obligation	27,300	24,812
Related party note payable	-	35,000
Total long-term liabilities	27,300	59,812

Total liabilities	901,062	373,725

Stockholders’ deficit:
Common stock - $.001 par value; 100,000,000 shares
authorized; 4,000,000 shares outstanding	4,000	4,000
Additional paid-in capital	263,127	177,250
Accumulated deficit	(1,115,862)	(516,879)
Total stockholders' deficit	(848,735)	(335,629)
Total liabilities and stockholders' deficit	$52,327	$38,096

The accompanying notes are an integral part of these financial statements.

GALT PETROLEUM, INC.
 Statements of Operations

	For the Years Ended
	December 31,
	2012	2011
Revenue:
Oil and gas revenues	$213,735	$292,910
Gain on sale of unproved property interest	-	77,883
Total Revenue	213,735	370,793

Expenses:
Exploration costs	215,426	131,795
Lease operating expenses	20,749	28,768
Production taxes	10,943	14,296
Depreciation of oil and gas properties	10,493	10,059
Accretion of discount on asset retirement obligation	2,489	2,262
General and administrative expenses (including related party
expenses of $63,435 and $107,632, respectively)	249,312	427,362
Total Expenses	509,412	614,542

Loss from operations	(295,677)	(243,749)

Other Income (Expense):
Gain on extinguishment of liability	22,430	700
Interest expense	(325,736)	(93,528)
Net Other Expense	(303,306)	(92,828)

Net loss	$(598,983)	$(336,577)

Basic and diluted loss per common share	$(0.15)	$(0.10)

Weighted-average basic and diluted shares outstanding	4,000,000	3,387,363

The accompanying notes are an integral part of these financial statements.

GALT PETROLEUM, INC.
Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2011 and 2012

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2010	3,000,000	$3,000	$22,000	$(180,302)	$(155,302)
Common stock issued for services	1,000,000	1,000	155,250	-	156,250
Net loss for the year	-	-	-	(336,577)	(336,577)

Balances at December 31, 2011	4,000,000	4,000	177,250	(516,879)	(335,629)
Conversion of related party notes
payable without the issuance of
additional shares	-	-	85,877	-	85,877
Net loss for the year	-	-	-	(598,983)	(598,983)

Balances at December 31, 2012	4,000,000	$4,000	$263,127	$(1,115,862)	$(848,735)

The accompanying notes are an integral part of these financial statements.

GALT PETROLEUM, INC.
Statements of Cash Flows

	For the Years Ended December 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(598,983)	$(336,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on asset retirement obligation	2,489	2,262
Depreciation of oil and gas properties	10,493	10,059
Interest expense from adjusting convertible notes payable to fair value	287,481	89,000
Gain on extinguishment of liability	(22,430)	-
Common stock issued for services	-	156,250
Consulting expense paid with unproved property interest	-	80,000
Gain on sale of unproved property interest	-	(77,883)
Changes in assets and liabilities:
Accounts payable	22,083	(8,923)
Accrued expenses	38,956	4,528
Related party accrued management fees	(4,000)	(6,039)
Net Cash Used in Operating Activities	(263,911)	(87,323)
Cash Flows from Investing Activities:
Purchase of property and equipment	(24,076)	-
Net Cash Used in Investing Activities	(24,076)	-
Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes payable	287,481	124,000
Proceeds from related party revolving note payable	1,155	8,558
Payments on notes payable	-	(25,000)
Payments on related party revolving note payable	-	(21,008)
Net Cash Provided by Financing Activities	288,636	86,550
Net Decrease in Cash	649	(773)
Cash, Beginning of Year	1,730	2,503
Cash, End of Year	$2,379	$1,730

Supplemental Disclosures of Cash flow information:
Cash paid for interest	$-	$-

Noncash Financing Activities
Conversion of related party notes payable into
paid-in capital	$85,877	$-

The accompanying notes are an integral part of these financial statements.

GALT PETROLEUM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation – During 2008, Bray-Conn Resources, LLC (Bray-Conn), a Utah limited liability company, acquired 100% of the working interest (80% revenue interest) in oil and natural gas property in Wichita County, Texas referred to as the “Roller Lease.” On August 29, 2011, certain members of Bray-Conn formed Galt Petroleum, Inc. (Galt), a Nevada corporation, and transferred Bray-Conn’s oil and natural gas assets and operations to Galt in exchange for the assumption of certain related liabilities and the issuance of 3,000,000 common shares to certain Bray-Conn members.

The transfer to Galt was recognized as the reorganization of Bray-Conn’s oil and natural gas assets, liabilities and operations into Galt, which were recorded at historical cost. The accompanying financial statements have been restated to reflect the common shares issued in the reorganization as outstanding for all periods presented and to reflect the carve out oil and natural gas assets, liabilities and operations of Bray-Conn through August 29, 2011 and of Galt subsequent to that date. These entities and operations are referred to as “the Company” in the accompanying financial statements.

Nature of Operations –The Company is engaged in the acquisition, exploration, and development of oil and gas properties and the production and sale of oil and gas.

Business Condition – The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $598,983 and $336,577 during the years ended December 31, 2012 and 2011, respectively, and used $263,911 and $87,323 of cash in its operating activities during the years ended December 31, 2012 and 2011, respectively. Through December 31, 2012, the Company accumulated a deficit of $1,115,862. At December 31, 2012, the Company had a working capital deficit of $871,383, including current liabilities of $873,762, and had a stockholders’ deficit of $848,735. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to the carrying value of assets or liabilities that might result from the outcome of this uncertainty.  Losses to date have been accumulated in connection with the Company’s efforts to reactivate old wells.  The Company is seeking additional financing.  If additional financing is not obtained, any additional exploration efforts will be deterred.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The carrying value of property and equipment is particularly susceptible to change in the near term. Changes could occur from obtaining additional information regarding its fair value.

Oil and Gas Properties – The Company follows the successful efforts method of accounting for its oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If management determines that the wells do not have proved reserves, the costs are charged to expense. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties are charged to expense as incurred. The Company capitalizes interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. No interest was capitalized during the periods presented.

For the years ended December 31, 2012 and 2011, the Company did not obtain a reserve report with respect to its unproved oil and gas property because of the limited oil and gas production from the property. As a result of the lack of knowledge of any reserves, investments in unproved properties and major development projects are depreciated over their estimated useful life of seven years using the straight-line method. Gains on sales of unproved properties are only recognized when there is no uncertainty about the recovery of costs applicable to any interest retained or where there is no substantial obligation for future performance by the Company.

Costs incurred to maintain and work over wells on unproved properties are expensed as exploration costs. Costs to operate those wells are recognized as lease operating expense.

GALT PETROLEUM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Equipment – The cost of equipment is capitalized and depreciated over its estimated useful life by the straight-line method. The estimated useful life of equipment is seven years.

Asset Retirement Obligation – The Company provides for future asset retirement obligation on its oil and gas properties and facilities based on current estimates to plug and abandon existing wells. The asset retirement obligation is initially measured at fair value and capitalized as unproved oil and gas properties as an asset retirement cost. The obligation is accreted through accretion expense until it is settled. The fair value of the obligation is estimated by discounting expected future cash outflows to settle the asset retirement obligation using a credit-adjusted risk-free interest rate. The Company recognizes revisions to either the timing or the amount of the original estimate of undiscounted cash outflows as increases or decreases to the asset retirement obligation.

Impairment of Long-Lived Assets – Long-lived assets, including unproved oil and gas properties, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset or asset group to estimated future undiscounted net cash flows of the related asset or group of assets over their remaining lives. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. The fair value of the asset is measured by the discounted net cash flows from the related asset or group of assets over their remaining lives.  Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. The impairment of long-lived assets requires judgments and estimates. If circumstances change, such estimates could also change. Management determined that there no indications of impairment and as a result, the Company did not recognize any impairment losses during the years ended December 31, 2012 or 2011.

Revenue Recognition – Revenue derived from the sale of produced crude oil and natural gas and related production taxes are recorded in the month the product is delivered to the purchaser.

Accounts receivable are stated at the amount management expects to collect. Management provides for probable uncollectible amounts through a charge to operations and a credit to an allowance based on an assessment of the collectability of the receivable. At December 31, 2012 and 2011, there were no accounts receivable, and accordingly, no allowance for doubtful accounts.

Income Taxes – Provisions for income taxes are based on taxes payable or refundable and deferred taxes. Deferred taxes are provided on differences between the tax bases of assets and liabilities and their reported amounts in the financial statements and tax operating loss carry forwards. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of general and administrative expense.

Basic and Diluted Loss per Common Share – Basic loss per common share amounts are computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share amounts are computed assuming the issuance of common stock for potentially dilutive common stock equivalents. As of December 31, 2012, the common stock equivalents related to convertible debt were not included in the diluted loss per share calculation because their effect was anti-dilutive.

Fair Value of Financial Instruments – The carrying amounts reported in the balance sheets for convertible notes payable approximate fair value based on the value of the common stock into which the notes are convertible.

Reclassifications – Certain 2011 amounts have been reclassified to conform to the 2012 presentation. The reclassifications had no effect on the results of operations or cash flows.

GALT PETROLEUM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 2 – PROPERTY AND EQUIPMENT

During 2008, the Company entered into a lease of 1,086 acres in Wichita County, Texas for $50,000.  There are 22 producing wells on this property, in which the Company acquired 100% of the working interest (80% net revenue interest).  There are no proved reserves known for these properties; however, the Company is depreciating the properties on a straight-line basis over their estimated useful life of seven years. Depreciation expense for the years ended December 31, 2012 and 2011 was $10,493 and $10,059, respectively.

During 2011, the Company assigned a 20% net revenue interest in two of the wells to an unrelated third party for consulting services. The fair value of the consulting services and the property sold was determined based on the market value of the property interest sold of $80,000. The market value was determined based on recent selling prices of property interests in the same area. The Company recognized a $77,883 gain on the sale since there was no uncertainty about the recovery of costs applicable to the property interest retained and there was no obligation under the assignment for future performance by the Company.

During 2012, the Company purchased $24,076 of equipment.  Depreciation of the equipment is included with the depreciation of the unproved properties.

NOTE 3 – NOTES PAYABLE

Notes Payable – In December 2008, the Company issued a $25,000 note payable to an unrelated third party in connection with the purchase of the property interest in Wichita County, Texas. The note carried no interest rate, had no maturity date, and was unsecured. In May 2011, the Company paid off the note.

Convertible Notes Payable – The Company borrowed $89,000 from Evolution Capital from September to December 2011 pursuant to the terms of convertible promissory notes. The notes bear interest at 12% per annum and had maturity dates from March to June 2012.  During 2012, the maturity dates of the notes were extended to December 31, 2012. The Company borrowed an additional $187,481 from Evolution Capital from May through December 2012 pursuant to the terms of convertible promissory notes. The notes bear interest at 12% per annum and have maturity dates from December 2012 to June 2013. At any time before the notes are paid in full, Evolution has the right to convert the unpaid principal balance of notes into shares of the Company’s common stock at a discount of 50% of the average of the lowest three days’ trading prices of the common stock during the ten days prior to the conversion date. If the notes become in default, interest accrues at the default rate of 24% per annum.  Additionally, all of the convertible notes payable contain terms permitting our creditors to collect upon default an amount equal to 150% of all outstanding principal, unpaid interest, and default interest.

On January 4, 2012 the Company borrowed $100,000 from an unrelated third party pursuant to a convertible promissory note. The note bears interest at 12% per annum and had a maturity date of June 20, 2012. The lender has the right to convert the unpaid principal balance of the note at any date before the note is paid in full into shares of the Company’s common stock at a discount of 50% of the average of the lowest three days’ trading prices of common stock during the ten days prior to the conversion date. This note is currently in default and is accruing interest at the default rate of 24% per annum. Additionally, all of the convertible notes payable contain terms permitting our creditors to collect upon default an amount equal to 150% of all outstanding principal, unpaid interest, and default interest.

Since the notes were convertible into a variable number of shares based on a fixed monetary value, the Company followed the guidance in ASC 480-10-25-14. This guidance requires the notes to be classified as a liability and reported at their full fair value, which is the fixed monetary value of shares into which the notes are convertible. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance was recognized as interest expense on the dates of issuance.

GALT PETROLEUM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Convertible notes payable at December 31, 2012 and 2011 are summarized as follows:

	December 31,
	2012	2011
$100,000 convertible note payable; unsecured; in default; bearing
interest at 24%	$200,000	$-
$276,481 convertible notes payable; unsecured; bearing
interest at 12%; due December 15, 2012 through June 30, 2013	552,962	178,000

Total Convertible Notes Payable	$752,962	$178,000

NOTE 4 – RELATED PARTY REVOLVING NOTE PAYABLE AND MANAGEMENT FEE

Revolving Note Payable – The Company has a $60,000 revolving line of credit with a related party with interest payable at 4% per annum. The line of credit is unsecured and due on demand.  The balance outstanding on the revolving note payable as of December 31, 2012 and 2011 was $1,000 and $40,865, respectively. In the second quarter of 2011, the Company borrowed $35,000 from a related party pursuant to a promissory note. The note bore interest at 6% per annum, was unsecured and was due on July 1, 2017. During the fourth quarter of 2012, the two related party notes payable and accrued interest, totaling $85,877, were converted into paid-in-capital without the issuance of additional shares.

Accrued Management Fees – The Company has a management consulting agreement with related parties whose owners are directors of the Company.  During the years ended December 31, 2012 and 2011 the Company paid $63,435 and $107,632, respectively, in management fees to these entities. The balance due to the related parties for management fees as of December 31, 2012 and 2011 was $0 and $4,000, respectively.

NOTE 5 – COMMON STOCK

In August 2011, the Company entered into agreements with two consulting firms that provided general corporate and securities legal advisory services, assisted the Company in becoming a fully reporting company with the Securities and Exchange Commission, coordinated with FINRA, and assisted the Company in becoming a publicly traded company listed on the OTC Markets. The fees for these services were valued at $156,250, based on the value of similar services provided by the consulting firms, as stated in the related agreements, and were paid with 1,000,000 shares of the Company’s common stock. The entire $156,250 was expensed in the year ended December 31, 2011 and was included in general and administrative expenses. The Company and one of the consulting firms amended the related agreement during 2011, and the Company agreed to assign 20% of its interest in two Roller well leases to that consulting firm for services valued at $80,000. The assignment resulted in a gain on the disposal of 20% of the two leases in the amount of $77,883.

GALT PETROLEUM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 6 – ASSET RETIREMENT OBLIGATION

The Company has an asset retirement obligation associated with the future plugging and abandonment of unproved properties and related facilities. The fair value of the asset retirement obligation was recorded in the period in which it was incurred and a corresponding increase in the carrying amount of the related long-lived asset was recognized at that date. The liability is accreted to its present value each period. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized at the date of settlement. The following table summarizes the changes in the asset retirement obligation during the years ended December 31, 2012 and 2011:

	For the Years Ended December 31,
	2012	2011
Asset Retirement Obligation, Beginning of Year	$24,812	$22,550
Accretion of discount	2,489	2,262
Asset Retirement Obligation, End of Year	$27,300	$24,812

NOTE 7 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carryforwards. The significant components of net deferred tax assets were as follows at December 31, 2012 and 2011:

	2012	2011
Operating loss carryforwards	$121,637	$27,791
Property and equipment	7,135	(24,755)
Consulting expense	-	29,840
Accrued liabilities	13,526	2,673
Convertible debt	140,427	33,197
Loan costs	11,174	2,797
Asset retirement obligation	10,183	9,255
Valuation allowance	(304,082)	(80,798)
Net Deferred Tax Asset	$-	$-

The following is a reconciliation of income tax expense computed at the statutory federal rate of 34%, assuming the Company was taxed as a corporation for all of 2012 and 2011, to income tax expense included in the accompanying financial statements for the years ended December 31, 2012 and 2011:

GALT PETROLEUM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

	2012	2011
Income tax benefit at statutory rate	$(203,654)	$(114,436)
State tax benefit, net of Federal tax	(19,765)	(9,776)
Other	135	85
Losses not deductible by the Company	-	53,747
Change in valuation allowance	223,284	70,380
Income Tax Expense	$-	$-

The valuation allowance increased by $223,284 and $70,380 during the years ended December 31, 2012 and 2011, respectively. Through August 29, 2011, operating losses created by the Company were passed through to certain Bray-Conn members and therefore did not create operating loss carry forwards available to the Company. The operating loss carry forwards amounted to $326,103 at December 31, 2012 and expire, if not used, from 2031 through 2032. The utilization of the net operating losses is dependent upon the tax laws in effect at the time such losses can be utilized. A significant change of ownership control of the Company could cause the utilization of net operating losses to be limited.

The Company files tax returns in the U.S. Federal jurisdiction and in the state of Texas. The Company’s and its predecessor’s tax returns for the years ended December 31, 2009 through 2012 are subject to examination. The Company is not aware of any uncertain tax positions taken in any of its tax returns.

NOTE 8 – SUBSEQUENT EVENTS

On March 3, 2013, the Company borrowed $11,000 pursuant to a convertible promissory note. The note bears interest at 12% per annum and has a maturity date of September 8, 2013. The lender had the right to immediately convert the note before the maturity date, into shares of the Company’s common stock at a discount of 50% of the average of the lowest three days’ trading prices of common stock of the ten days prior to the conversion date.

On March 14, 2013, the Company borrowed $16,500 pursuant to a convertible promissory note. The note bears interest at 12% per annum and has a maturity date of September 14, 2013. The lender had the right to immediately convert the note before the maturity date, into shares of the Company’s common stock at a discount of 50% of the average of the lowest three days’ trading prices of common stock of the ten days prior to the conversion date.

On April 9, 2013, the Company borrowed $11,000 pursuant to a convertible promissory note. The note bears interest at 12% per annum and has a maturity date of October 9, 2013. The lender had the right to immediately convert the note before the maturity date, into shares of the Company’s common stock at a discount of 50% of the average of the lowest three days’ trading prices of common stock of the ten days prior to the conversion date.

Subsequent to December 31, 2012, the Company has issued 3,600 shares of common stock for cash.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2012 covered by this Form 10-K.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting
As a smaller reporting company and emerging growth company, we are not required to provide a report on the effectiveness of our internal controls over financial reporting until our second annual report (our report on the fiscal year ending December 31, 2013), and we will be exempt from the auditor attestation requirements concerning any such report so long as we are an emerging growth company or a smaller reporting company. We have not yet evaluated whether our internal control procedures are effective, and therefore there is a greater likelihood of undiscovered errors in our internal controls or reported financial statements as compared to issuers that have conducted such evaluations.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments of our current Directors and executive officers.

Name and Business Address	Age	Position

Cary Valerio 175 So. Main St. 15th Floor, Salt Lake City, UT 84111	44	President, Treasurer, Secretary and Director

Mark Baca 3005 Lansing Blvd. #114 Wichita Falls, TX 76309	52	Director

Chad Albury 175 So. Main St. 15th Floor, Salt Lake City, UT 84111	40	Director

Cary Valerio, age 44, has a BS degree in Materials Science and Engineering from the University of Utah in 1992, with a triple minor in Chemistry, Physics, and Mathematics.  He subsequently worked for Schlumberger Oilfield Services for 7 years, working in a plethora of jobs and positions related to his expertise.  He worked as a field Engineer in Southern Louisiana for three years, which included both Land and Offshore work in the Gulf of Mexico, wireline division, and then, as an Engineer in Charge in Southern Louisiana for one year.  This included managing 10 Engineers and being the technical expert on log analysis and production enhancement techniques.  Next, he worked as a Customer Support Manager in Southern Louisiana one year, which included managing approximately 50 oil and gas clients providing reservoir analytics, and designing reservoir enhancement programs.   Later, he worked as a Field Service Manager in Wyoming for one year, which included field operations management, managing 30 people and the day-to-day business for an operation that averaged $600,000 per month of revenue.  Thereafter, Mr. Valerio worked for 3 years for the US Army, as a Contracting Officers Technical Representative with the technical and financial oversight of a major multimillion dollar Lockheed Martin engineering services contract. He subsequently transferred to NASA, and for 5 years was the Senior Engineering Manager of the Reusable Solid Rocket Motor Program based out of Marshall Space Flight Center in Huntsville, Alabama, before beginning work in 2006 for Bray-Conn, Inc., a company engaged in hard money lending, real estate investment, and commercial real estate management where he worked as a manager until 2008.  From 2008 until August of 2011, he worked as a manager and director of operations for Bray-Conn Resources, LLC, a company principally engaged in oil production.  In August of 2011, he began working for the Company.  Mr. Valerio devotes his full time to operating the Company.

Mark Baca, age 52, is also a veteran of Schlumberger Oilfield Services.  His experience in the oil and gas industry adds value to the team through professional oversight and risk mitigation in all of Galt’s current and future projects. Mr. Baca also began work in 2006 for Bray-Conn, Inc., a company engaged in hard money lending, real estate investment, and commercial real estate management where he worked as a manager until 2008.  From 2008 until August of 2011, he worked as a manager of Bray-Conn Resources, LLC, a company principally engaged in oil production.  In August of 2011, he began working for the Company.  Mark Baca is the Company’s “man on the ground” in Wichita Falls, and he is currently acting as the Roller Field Superintendent and has daily oversight on our pumpers, vendors, roustabouts, and re-work rig crews. Mr. Baca is also our direct liaison with the Texas Railroad Commission (state regulators).  Mr. Baca devotes his full time to operating the Company.

Chad Albury, age 40, has a BS in Mechanical Engineering, cum laude, and a Minor in Business Management from North Carolina State University in May of 1996.  Upon graduating, he also worked for 12+ years with Schlumberger Oilfield Services giving him detailed and nuanced understanding of the oil industry.  He was a Field Engineer for three years in Southern Louisiana & Texas, which included both Land and Offshore work in the Gulf of Mexico, wireline division, and then a Field Service Manager for two years in Southern Louisiana, which included managing the day to day business for an operation that averaged $800,000 per month of revenue.  Mr. Albury then worked as a Sales/Account Manager for two and a half years in Saudi Arabia and was responsible for the negotiation and Service Delivery for Schlumberger’s Wireline Operations in Saudi Aramco’s southern Ghawar Field, which was a $1,000,000 per month account.  Finally, Mr. Albury worked as a North and South America Recruiting Manager for two years based in Houston, Texas, recruiting over 2,000 Engineers, Scientists and Specialists across the two continents and managing 40 people.  In 2006, Mr. Albury began working for Bray-Conn, Inc., a company engaged in hard money lending, real estate investment, and commercial real estate management where he worked as a manager until 2008.  In January of 2009, he took a position at Schlumberger as an operations manager for all rigless operations for the southern province of Saudi Arabia.  Mr. Albury currently devotes approximately two hours a month to assisting with the Company’s operations.

None of our directors qualify as “independent” as that term is defined under the applicable rules and regulations of the SEC, meaning that our directors may have business interests in the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We believe that the members of our executive team are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material income to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors. Further, we are not a "listed company" under SEC rules and thus we are not required to have a compensation committee or a nominating committee.

We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. Our board of directors believes that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chief Executive Officer at the address appearing on the face page of this Prospectus.

Audit Committee

We do not have an audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Section 407 of the Sarbanes-Oxley Act of 2002 and Item 407(d) of Regulation S-K is beyond our limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in our financial statements at this stage of our development.

Certain Legal Proceedings

Both Mr. Baca and Mr. Valerio have filed personal bankruptcy petitions within the past ten (10) years.  None of our Officers and/or Directors has had a bankruptcy petition filed by or against any business of which they were a general partner or officer at the time of bankruptcy or within two years prior to that time, or been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past ten (10) years.

Compliance with Section 16(A) Of the Exchange Act

We intend to file a Form 8-A registration statement under Section 12 of the Securities Exchange Act of 1934, as amended, and Section 16(a) of the Securities Exchange Act of 1934, as amended, will require our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The Company has a management and engineering consulting agreement with two related entities, one of which is owned by Mr. Valerio, president and director of the Company, and the other of which is owned by Mr. Baca, a director of the company. Although the Company has not paid compensation to either Mr. Valerio or Mr. Baca individually, it has paid compensation to their entities for management, engineering and operational services.  Therefore, the following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officers and directors for all services rendered in all capacities to our company for the years ended December 31, 2012 and 2011:

SUMMARY COMPENSATION TABLE

Name &Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	All Other Compen- sation ($)	Total ($)

Cary Valerio,	2012	55,297	0	0	0	0	0	55,297
CEO & Director	2011	53,816	0	0	0	0	0	53,816
Mark Baca,	2012	55,297	0	0	0	0	0	55,297
Director	2011	53,816	0	0	0	0	0	53,816

We have no pension, health, annuity, bonus, insurance, stock options, profit sharing, or similar benefit plans.  No stock options or stock appreciation rights have been granted to any of our directors or executive officers; none of our directors or executive officers exercised any stock options or stock appreciation rights; and none of them hold unexercised stock options.  We have no long-term incentive plans.

Outstanding Equity Awards

Our directors and officers do not have unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Other than as disclosed in the compensation table above, our directors do not receive compensation for their services as directors.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

Other than the management and consulting agreement described above, there are no employment contracts, or other contracts or arrangements with officers or directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, directors or consultants that would result from the resignation, retirement or any other termination of such Directors, officers or consultants from us.  There are no arrangements for directors, officers, employees or consultants that would result from a change-in-control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of December 31, 2012 for:

●	each of our executive officers and directors;
●	all of our executive officers and directors as a group; and
●	any other beneficial owner of more than 5% of our outstanding Common Stock.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include ordinary shares issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

The percentages below are calculated based on 4,000,000 shares of our common stock issued and outstanding as of December 31, 2012.  We do not have any outstanding options, warrants exercisable for or convertible into shares of our common stock, but as of December 31, 2012, there were $376,481 of notes payable outstanding that are convertible into $752,962 worth of our common stock.  Unless otherwise indicated, the address of each person listed is care of Galt Petroleum Inc., 175 So. Main St. 15th Floor, Salt Lake City, Utah, 84041.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Cary Valerio	Common	1,700,000 Shares	42.50%
Mark Baca	Common	1,300,000 Shares	32.50%
Chad Albury	Common	0 Shares	0%
All Officers and Directors	Common	3,000,000 Shares	75%
Vincent & Rees, L.C.	Common	320,000 Shares	8%
Evolution Capital, LLC (1)	Common	600,000 Shares	15%

(1) As of December 31, 2012, Evolution Capital, LLC is also the holder of $276,481 in notes payable outstanding that are convertible into $552,962 worth of common stock.  The notes payable contain a restriction prohibiting the conversion of the notes into common stock if after the conversion the holder will own more than 4.99% of the Company.  Therefore, as Evolution Capital, LLC owns 15% of the Company, it cannot currently convert its notes into common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has a management and engineering consulting agreement with two related entities, one of which is owned by Mr. Valerio, an officer and director of the Company, and the other of which is owned by Mr. Baca, a director of the company.  During the years ended December 31, 2012 and 2011, the Company paid $63,435 and $107,632, respectively, in management fees to these entities. The balance due to the related entities for management fees as of December 31, 2012 and 2011 was $0 and $4,000, respectively.

Additionally, the Company has a $60,000 revolving line of credit with Bray-Conn, Inc., an entity which is owned by Mr. Valerio, Mr. Baca, and Mr. Albury, the three directors of the Company, with interest payable at four percent (4%) per annum. The line of credit is unsecured and due on demand. The balance outstanding on the line of credit as of December 31, 2012 and 2011 was $1,000 and $40,865, respectively.  In the second quarter of 2011, the Company borrowed $35,000 from a related party pursuant to a promissory note. The note bore interest at 6% per annum, was unsecured and was due on July 1, 2017. During the fourth quarter of 2012, the two related party notes payable and accrued interest, totaling $85,877, were converted into paid-in-capital without the issuance of additional shares.

Finally, the Company has $276,481 in outstanding unsecured promissory notes with Evolution Capital, LLC (“Evolution”), and Evolution currently owns 15% of the Company.  These notes (described in detail below) are convertible at any date before the notes are paid in full into shares of the Company’s common stock at a discount of 50% of the average of the lowest three days’ trading prices of common stock during the ten days prior to the conversion date—or into $552,962 worth of common stock for all the notes. These notes bear interest at 12% per annum.

Other than the transactions described above, none of the following parties has, since the date of incorporation, had any other material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

-	The officers and directors;
-	Any person proposed as a nominee for election as a director;
-	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;
-	Any relative or spouse of any of the foregoing persons who have the same house as such person.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed by our principal independent public accounting firm, Hansen, Barnett & Maxwell, P.C., for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2012	2011
Audit Fees	$17,300	$15,700
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$17,300	$15,700

Audit fees.  Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

Audit-related fees.  Consists of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees.  Other services provided by our accountants.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Form S-1 Registration Statement filed on July 10, 2012)

3.2	Bylaws (incorporated by reference to our Form S-1 Registration Statement filed on July 10, 2012)

5.1	Opinion of Vincent & Rees, L.C. (incorporated by reference to our Form S-1 Registration Statement amendment filed on August 13, 2012)

14.1	Code of Ethics (incorporated by reference to our Form S-1 Registration Statement filed on July 10, 2012)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Galt Petroleum, Inc.

Date: May 8, 2013	By:	/s/ Cary Valerio
Cary Valerio
Chief Executive Officer
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 8, 2013	/s/ Cary Valerio
Cary Valerio, Chief Executive Officer, Chief Financial Officer, and Director

Date: May 8, 2013	/s/ Mark Baca
Mark Baca, Director