Form 10-Q
period 2013-03-31
Galt Petroleum, Inc.
filed 2013-07-11
CIK 1553304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-182600

Galt Petroleum, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-3247640
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

175 South Main Street, 15th Floor
(Address of principal executive offices, including zip code)

(801) 719-7258
(Registrant’s telephone number, including area code)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 10, 2013, the issuer had 4,003,600 outstanding shares of common stock, $0.001 par value.

GALT PETROLEUM, INC.
FORM 10-Q

For the Quarterly Period Ended March 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GALT PETROLEUM, INC.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
	2012	2012

ASSETS
Current assets:
Cash	$12,303	$2,379
Total current assets	12,303	2,379

Property and Equipment, Successful Efforts Method
Unproved properties, net of accumulated depreciation of
$41,232 and $37,754, respectively	46,470	49,948
Total assets	$58,773	$52,327

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$59,048	$83,536
Accrued expenses	56,779	36,264
Related party notes payable	1,000	1,000
Convertible notes payable	807,961	752,962
Total current liabilities	924,788	873,762

Long-term liabilities:
Asset retirement obligation	27,922	27,300
Total long-term liabilities	27,922	27,300

Total liabilities	952,710	901,062

Stockholders’ deficit:
Common stock - $.001 par value; 100,000,000 shares authorized;
4,001,800 and 4,000,000 shares outstanding, respectively	4,002	4,000
Additional paid-in capital	264,725	263,127
Accumulated deficit	(1,162,664)	(1,115,862)
Total stockholders' deficit	(893,937)	(848,735)
Total liabilities and stockholders' deficit	$58,773	$52,327

The accompanying notes are an integral part of these financial statements.

GALT PETROLEUM, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

Revenue:
Oil and gas revenues	$45,846	$62,108
Total Revenue	45,846	62,108

Expenses:
Exploration costs	15,861	21,521
Lease operating expenses	8,740	10,686
Production taxes	2,113	3,173
Depreciation of oil and gas properties	3,478	2,275
Accretion of discount on asset retirement obligation	622	622
General and administrative expenses (including related party
expenses of $6,000 and $28,300, respectively)	14,713	53,289
Total Expenses	45,528	91,566

Income (Loss ) from operations	319	(29,458)

Other Income (Expense):
Interest income	895	-
Interest expense	(48,014)	(106,095)
Net Other Expense	(47,119)	(106,095)

Net loss	$(46,801)	$(135,553)

Basic and diluted loss per common share	$(0.01)	$(0.03)

Weighted-average basic and diluted shares outstanding	4,000,307	4,000,000

The accompanying notes are an integral part of these financial statements.

GALT PETROLEUM, INC.
Condensed Statements of Stockholders' Deficit
For the Three Months Ended March 31, 2012 and 2013

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2011	4,000,000	$4,000	$177,250	$(516,879)	$(335,629)
Related party notes forgiven	-	-	85,877	-	85,877
Net loss for the three months ended March 31, 2012	-	-	-	(135,553)	(135,553)
Balances at March 31, 2012	4,000,000	$4,000	$263,127	$(652,432)	$(385,305)

Balances at December 31, 2012	4,000,000	$4,000	$263,127	$(1,115,862)	$(848,735)
Common shares issued for cash	1,800	2	1,598	-	1,600
Net loss for the three months ended March 31, 2013	-	-	-	(46,801)	(46,801)

Balances at March 31, 2013	4,001,800	$4,002	$264,725	$(1,162,664)	$(893,937)

The accompanying notes are an integral part of these financial statements.

GALT PETROLEUM, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Month Ended
	March 31,
	2013	2012

Cash Flows from Operating Activities:
Net loss	$(46,801)	$(135,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on asset retirement obligation	622	622
Depreciation of oil and gas properties	3,478	2,275
Interest expense from adjusting convertible notes payable to fair value	27,500	100,000
Changes in assets and liabilities:
Prepaid expenses	-	(63,700)
Accounts payable	(24,490)	(7,072)
Accrued interest	20,515	6,095
Related party accrued management fees	-	(4,000)
Net Cash Used in Operating Activities	(19,176)	(101,333)
Cash Flows from Financing Activities:
Proceeds from related party revolving note payable	-	90
Proceed for issuance of common shares	1,600	-
Proceeds from notes payable	27,500	100,000
Net Cash Provided by Financing Activities	29,100	100,090
Net Increase (Decrease) in Cash	9,924	(1,243)
Cash, Beginning of Period	2,379	1,730
Cash, End of Period	$12,303	$487

Supplemental Disclosures of Cash flow information:
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS CONDITION

The accompanying unaudited condensed financial statements of Galt Petroleum, Inc., the Company, for the three months ended March 31, 2013 and 2012 were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Consequently, certain information has been condensed in accordance with such rules and regulations. Therefore the condensed financial statements do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position, the results of operations and cash flows. The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013. These interim condensed financial statements should be read in conjunction with the annual financial statements included in the Form 10-K for the year ended December 31, 2012.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $46,801 and $135,553 during the three months ended March 31, 2013 and 2012, respectively, and used $19,176 and $101,333 of cash in its operating activities during the three months ended March 31, 2013 and 2012, respectively. Through March 31, 2013, the Company accumulated a deficit of $1,162,664. At March 31, 2013, the Company had a working capital deficit of $912,485, including current liabilities of $924,788. At March 31, 2013, the Company had a stockholders’ deficit of $893,737. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Losses to date have been accumulated in connection with the Company’s efforts to reactivate old wells.  The Company is seeking additional financing.  If additional financing is not obtained, any additional exploration efforts will be deterred.

NOTE 2 – NOTES PAYABLE

Convertible Notes Payable – The Company borrowed $89,000 from Evolution Capital from September to December 2011 pursuant to the terms of convertible promissory notes. The notes bear interest at 12% per annum and had maturity dates from March to June 2012. During 2012, the maturity dates of the notes were extended to December 31, 2012. The Company borrowed an additional $187,481 from Evolution Capital from May through December 2012 pursuant to the terms of convertible promissory notes. The notes bear interest at 12% per annum and have maturity dates from December 2012 to June 2013. At any time before the notes are paid in full, Evolution has the right to convert the unpaid principal balance of notes into shares of the Company’s common stock at a discount of 50% of the average of the lowest three days’ trading prices of the common stock during the ten days prior to the conversion date. If the notes become in default, interest accrues at the default rate of 24% per annum. Of the total $276,481 notes above, $226,481 of the notes are currently in default and is accruing interest rate of 24% per annum. Additionally, all of the convertible notes payable contain terms permitting the note holder to collect upon default an amount equal to 150% of all outstanding principal, unpaid interest, and default interest.

On January 4, 2012 the Company borrowed $100,000 from an unrelated third party pursuant to a convertible promissory note. The note bears interest at 12% per annum and had a maturity date of June 20, 2012. The note holder has the right to convert the unpaid principal balance of the note at any date before the note is paid in full into shares of the Company’s common stock at a discount of 50% of the average of the lowest three days’ trading prices of common stock during the ten days prior to the conversion date. This note is currently in default and is accruing interest at the default rate of 24% per annum. Additionally, the convertible note payable contain terms permitting the noted holder to collect upon default an amount equal to 150% of all outstanding principal, unpaid interest, and default interest.

The Company borrowed an additional $27,500 from Evolution Capital during March 2013 pursuant to the  terms of a convertible promissory note.  The notes bear interest at 12% per annum and has a maturity date of September 2013. The note holder has the right to convert the note before the note is paid on full, into shares of the Company’s common stock at a discount of 50% of the average of the lowest three days’ trading prices of common stock of the ten days prior to the conversion date.

Since the notes are convertible into a variable number of shares based on a fixed monetary value, the Company followed the guidance in ASC 480-10-25-14. This guidance requires the notes to be classified as a liability and reported at their full fair value, which is the fixed monetary value of shares into which the notes are convertible. The excess of the amount recognized as a liability for the convertible debt over the proceeds received upon issuance was recognized as interest expense on the dates of issuance.

Convertible notes payable at March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31,	December 31,
	2013	2012
	(unaudited)

$100,000 convertible note payable; unsecured; in default; bearing interest at 24%	$200,000	$200,000

$303,980 convertible notes payable; unsecured; bearing interest at 12% to 24%; due December 15, 2012 through September 14, 2013	607,961	552,962

Total Convertible Notes Payable	$807,961	$752,962

NOTE 3 – RELATED PARTY REVOLVING NOTE PAYABLE AND MANAGEMENT FEE

Note Payable – The Company borrowed $1,000 from a director of the Company during October 2012.  The note bears interest at 4% per annum and matures in October 2013.

Management Fees – The Company has a management consulting agreement with related parties whose owners are directors of the Company. During the three months ended March 31, 2013 and 2012 the Company paid $6,000 and $28,300, respectively, in management fees to these entities.

NOTE 4 – SUBSEQUENT EVENTS

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

On April 19, 2013, the Company borrowed $16,500 pursuant to a convertible promissory note. The note bears interest at 12% per annum and has a maturity date of October 19, 2013. The lender had the right to immediately convert the note before the maturity date, into shares of the Company’s common stock at a discount of 50% of the average of the lowest three days’ trading prices of common stock of the ten days prior to the conversion date.

On July 8, 2013, the Company borrowed $11,000 pursuant to a convertible promissory note. The note bears interest at 12% per annum and has a maturity date of April 8, 2014. The lender had the right to immediately convert the note before the maturity date, into shares of the Company’s common stock at a discount of 50% of the average of the lowest three days’ trading prices of common stock of the ten days prior to the conversion date.

Subsequent to March 31, 2013, the Company has issued 1,800 shares of common stock with a par value of $.001 for $1,800 in cash.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the Three-month Periods Ended March 31, 2013 and 2012

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue for the periods indicated in dollars.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Statement of Operations Items-

Revenues	$45,846	62,108

Exploration costs	$15,861	21,521

Lease operating expenses	$8,740	10,686

General and administrative expenses	$14,713	53,289

Net Other Expense	$(47,119)	(106,095)

Net loss	$(46,801)	(135,553)

The decline in revenue is primarily attributed to the fact that Bray-Conn Resources, LLC, the former owner of Galt’s oil assets, completed a prolific well in the second quarter of 2011, and the oil production rate has decreased due to the naturally occurring decline rate of new wells, which resulted in higher initial revenues that have substantially fallen now that the well production has stabilized. Lease operating expenses consist primarily of maintenance expenses for existing producing wells. Exploration costs consist primarily of costs associated with rehabilitating and bringing into production existing wells. The decreases in lease operating expenses, explorations costs, and general and administrative expenses are primarily attributed to increasing operational efficiencies investing in more robust equipment and supplies, and price negotiation and cost cutting efforts respectively.

Additionally, the following tables set forth key components of our balance sheet as of March 31, 2013 and December 31, 2012, both in dollars.

	As of March 31, 2013	As of December 31, 2012

Balance Sheets Items-

Cash	$12,303	2,379

Total current assets	$12,303	2,379

Total assets	$58,773	52,327

Accounts payable	$59,048	83,536

Accrued interest	$56,779	36,264

Convertible notes payable	$807,961	752,962

Total current liabilities	$924,788	873,762

Total liabilities	$952,710	901,062

Stockholders' equity (deficit)	$(893,937)	(848,735)

Our increase in assets and liabilities is primarily attributed to expanding operations during the first quarter of 2013.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2013 only reflects assets of $58,773 and relatively low levels of cash or cash equivalents, and our cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to expand operations.  At March 31, 2013 we had (1) a balance on our revolving line of credit of $1,000 bearing interest at 4% per annum; (2) $100,000 in an unsecured convertible note payable, in default, bearing interest at 24% per annum, and convertible into our common stock at a 50% discount; (3) $303,980 in convertible notes payable bearing interest at 12% per annum and convertible into our common stock at a 50% discount.  Additionally, all of our convertible notes payable contain terms permitting our creditors to collect upon default an amount equal to 150% of all outstanding principal, unpaid interest, and default interest.

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

On April 19, 2013, the Company borrowed $16,500 pursuant to a convertible promissory note. The note bears interest at 12% per annum and has a maturity date of October 19, 2013. The lender had the right to immediately convert the note before the maturity date, into shares of the Company’s common stock at a discount of 50% of the average of the lowest three days’ trading prices of common stock of the ten days prior to the conversion date.

On July 8, 2013, the Company borrowed $11,000 pursuant to a convertible promissory note. The note bears interest at 12% per annum and has a maturity date of April 8, 2014. The lender had the right to immediately convert the note before the maturity date, into shares of the Company’s common stock at a discount of 50% of the average of the lowest three days’ trading prices of common stock of the ten days prior to the conversion date.

Subsequent to March 31, 2013, the Company has issued 1,800 shares of common stock with a par value of $.001 for $1,800 in cash.

Emerging Growth Company
We are an “emerging growth company” under the federal securities laws and are subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended March 31, 2013 covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 21, 2013, there were no pending or threatened lawsuits

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

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

Galt Petroleum, Inc.

Date: July 11, 2013	By:	/s/ Cary Valerio
Cary Valerio
Chief Executive Officer
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 11, 2013	/s/ Cary Valerio
Cary Valerio, Chief Executive Officer, Chief Financial Officer, and Director

Date: July 11, 2013	/s/ Mark Baca
Mark Baca, Director