Form 10-Q
period 2013-06-30
Galt Petroleum, Inc.
filed 2013-09-06
CIK 1553304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of  September 5, 2013, the issuer had 4,003,600 outstanding shares of common stock, $0.001 par value.

Galt Petroleum, Inc.

GALT PETROLEUM, INC.
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2013	2012

ASSETS
Current assets:
Cash	$503	$2,379
Accounts receivable	10,429	-
Total current assets	10,932	2,379

Property and Equipment, Successful Efforts Method
Unproved properties, net of accumulated depreciation of
$44,711 and $37,754, respectively	42,991	49,948
Total assets	$53,923	$52,327

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$51,748	$83,536
Accrued expenses	80,243	36,264
Related party notes payable	1,000	1,000
Convertible notes payable	862,961	752,962
Total current liabilities	995,952	873,762

Long-term liabilities:
Asset retirement obligation	28,607	27,300
Total long-term liabilities	28,607	27,300

Total liabilities	1,024,559	901,062

Stockholders’ deficit:
Common stock - $.001 par value; 100,000,000 shares authorized;
4,003,600 and 4,000,000 shares outstanding, respectively	4,004	4,000
Additional paid-in capital	266,723	263,127
Accumulated deficit	(1,241,363)	(1,115,863)
Total stockholders' deficit	(970,636)	(848,736)
Total liabilities and stockholders' deficit	$53,923	$52,326

The accompanying notes are an integral part of these financial statements.

GALT PETROLEUM, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Revenue:
Oil and gas revenues	$38,123	$55,835	$83,970	$117,944
Total Revenue	38,123	55,835	83,970	117,944

Expenses:
Exploration costs	34,644	73,397	59,247	105,604
Production taxes	1,757	2,861	3,870	6,033
Depreciation of oil and gas properties	3,479	2,619	6,958	5,238
Accretion of asset retirement obligation	685	622	1,307	1,244
General and administrative expenses (including related party
expenses of $6,000, $25,735, $12,000 and $54,035, respectively)	25,292	78,036	40,005	131,346
Total Expenses	65,857	157,535	111,387	249,465

Income (Loss ) from operations	(27,734)	(101,700)	(27,417)	(131,521)

Other Income (Expense):
Interest income	-	-	895	-
Interest expense	(50,963)	(84,452)	(98,978)	(190,548)
Net Other Expense	(50,963)	(84,452)	(98,083)	(190,548)

Net loss	$(78,697)	$(186,152)	$(125,500)	$(322,069)

Basic and diluted loss per common share	$(0.02)	$(0.05)	$(0.03)	$(0.08)

Weighted-average basic and diluted shares outstanding	4,003,080	4,000,000	4,001,701	4,000,000

The accompanying notes are an integral part of these financial statements.

GALT PETROLEUM, INC.
Condensed Statements of Stockholders' Deficit
For the Six Months Ended June 30, 2012 and 2013
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balances at December 31, 2011	4,000,000	$4,000	$177,250	$(516,879)	$(335,629)
Related party notes forgiven	-	-	85,877	-	85,877
Net loss for the six months ended June 30, 2012	-	-	-	(322,069)	(322,069)
Balances at June 30, 2012	4,000,000	$4,000	$263,127	$(838,948)	$(571,821)

Balances at December 31, 2012	4,000,000	$4,000	$263,127	$(1,115,863)	$(848,736)
Common shares issued for cash	3,600	4	3,596	-	3,600
Net loss for the six months ended June 30, 2013	-	-	-	(125,500	(125,500)

Balances at June 30, 2013	4,003,600	$4,004	$266,723	$(1,241,363)	$(970,636)

The accompanying notes are an integral part of these financial statements.

GALT PETROLEUM, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Month Ended June 30,
	2013	2012

Cash Flows from Operating Activities:
Net loss	$(125,500)	$(322,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on asset retirement obligation	1,307	1,244
Depreciation of oil and gas properties	6,958	5,238
Interest expense from adjusting convertible notes payable to fair value	55,000	176,980
Changes in assets and liabilities:
Accounts receivable	(10,429)	-
Prepaid expenses	-	(13,276)
Accounts payable	(31,790)	(26,363)
Accrued interest	43,979	17,567
Related party accrued management fees	-	(4,000)
Net Cash Used in Operating Activities	(60,476)	(164,679)
Cash Flows from Financing Activities:
Proceeds from issuance of common shares	3,600	(3,910)
Proceeds from issuance of convertible notes payable	55,000	176,980
Net Cash Provided by Financing Activities	58,600	173,070
Net Increase (Decrease) in Cash	(1,876)	8,391
Cash, Beginning of Period	2,379	1,730
Cash, End of Period	$503	$10,121

Supplemental Disclosures of Cash flow information:
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

GALT PETROLEUM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS CONDITION

The accompanying unaudited condensed financial statements of Galt Petroleum, Inc., the Company, for the three and six months ended June 30, 2013 and 2012 were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Consequently, certain information has been condensed in accordance with such rules and regulations. Therefore the condensed financial statements do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position, the results of operations and cash flows. The results of operations for the six-month period ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013. These interim condensed financial statements should be read in conjunction with the annual financial statements included in the Form 10-K for the year ended December 31, 2012.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $125,500 and $322,069 during the six months ended June 30, 2013 and 2012, respectively, and used $60,476 and $164,679 of cash in its operating activities during the six months ended June 30, 2013 and 2012, respectively. Through June 30, 2013, the Company accumulated a deficit of $1,241,363. At June 30, 2013, the Company had a working capital deficit of $985,020, including current liabilities of $995,952. At June 30, 2013, the Company had a stockholders’ deficit of $970,636. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Losses to date have been accumulated in connection with the Company’s efforts to reactivate old wells.  The Company is seeking additional financing.  If additional financing is not obtained, any additional exploration efforts will be deterred.

NOTE 2 – NOTES PAYABLE

Convertible Notes Payable – The Company borrowed $89,000 from Evolution Capital from September to December 2011 pursuant to the terms of convertible promissory notes. The notes bear interest at 12% per annum and had maturity dates from March to June 2012. During 2012, the maturity dates of the notes were extended to December 31, 2012. The Company borrowed an additional $187,481 from Evolution Capital from May through December 2012 pursuant to the terms of convertible promissory notes. The notes bear interest at 12% per annum and have maturity dates from December 2012 to June 2013. At any time before the notes are paid in full, Evolution has the right to convert the unpaid principal balance of notes into shares of the Company’s common stock at a discount of 50% of the average of the lowest three days’ trading prices of the common stock during the ten days prior to the conversion date. If the notes become in default, interest accrues at the default rate of 24% per annum. Of the total $276,481 notes above, $226,481 of the notes are currently in default and are accruing interest at the rate of 24% per annum. Additionally, all of the convertible notes payable contain terms permitting the note holder to collect upon default an amount equal to 150% of all outstanding principal, unpaid interest, and default interest.

On January 4, 2012 the Company borrowed $100,000 from an unrelated third party pursuant to a convertible promissory note. The note bears interest at 12% per annum and had a maturity date of June 20, 2012. The note holder has the right to convert the unpaid principal balance of the note at any date before the note is paid in full into shares of the Company’s common stock at a discount of 50% of the average of the lowest three days’ trading prices of the common stock during the ten days prior to the conversion date. The notes are currently in default and are accruing interest rate of 24% per annum. Additionally, the convertible note payable contain terms permitting the note holder to collect upon default an amount equal to 150% of all outstanding principal, unpaid interest, and default interest.

GALT PETROLEUM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013
(Unaudited)

The Company borrowed an additional $27,500 from Evolution Capital during March 2013 pursuant to the terms of a convertible promissory note.  The note bear interest at 12% per annum and has a maturity date of September 2013. The note holder has the right to convert the note before the note is paid in full, into shares of the Company’s common stock at a discount of 50% of the average of the lowest three days’ trading prices of the common stock during the ten days prior to the conversion date.

In April 2013, the Company borrowed an additional $27,500 from Evolution Capital pursuant to the terms of a convertible promissory note.  The note bears interest at 12% per annum and has a maturity date of October 2013. The note holder has the right to convert the note before the note is paid in full, into shares of the Company’s common stock at a discount of 50% of the average of the lowest three days’ trading prices of the common stock during the ten days prior to the conversion date.

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

Convertible notes payable at June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30,	December 31,
	2013	2012

$100,000 convertible note payable; unsecured; in default; bearing interest at 24%	$200,000	$200,000
$331,480 convertible notes payable; unsecured; bearing interest at 12% to 24%; $226,481 in default; due December 15, 2012
through October 19, 2013	662,961	552,962

Total Convertible Notes Payable	$862,961	$752,962

NOTE 3 – RELATED PARTY REVOLVING NOTE PAYABLE AND MANAGEMENT FEE

Note Payable – The Company borrowed $1,000 from a director of the Company during October, 2012.  The note bears no interest and matures in October 2013.

Management Fees – The Company has a management consulting agreement with related parties whose owners are directors of the Company. During the six months ended June 30, 2013 and 2012 the Company paid $12,000 and $54,035, respectively, in management fees to these entities.

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

Results of Operations

For the Three-month and Six-Month Periods Ended June 30, 2013 and 2012

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue for the periods indicated in dollars.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	38,123	55,835	83,970	117,944

Exploration costs	34,644	73,397	59,247	105,604

General and administrative expenses	25,292	78,036	40,005	131,346

Income (loss) from operations	(27,734)	(101,700)	(27,417)	(131,521)

Interest expense	(50,963)	(84,452)	(98,978)	(190,548)

Net Income (Loss)	(78,697)	(186,152)	(125,500)	(322,069)

The decline in revenue is primarily attributed to the fact that Bray-Conn Resources, LLC, the former owner of Galt’s oil assets, completed a prolific well in the second quarter of 2011, and the oil production rate has decreased due to the naturally occurring decline rate of new wells, which resulted in higher initial revenues that have substantially fallen now that the well production has stabilized. Additionally, the company has changed its oil buyer during the second quarter of 2013, and the rate at which oil is delivered to the buyer has changed, resulting in a change in payment intervals, and resulting in a decrease in our net revenue amount during the second quarter of 2013.  Exploration costs consist primarily of costs associated with rehabilitating and bringing into production existing wells. The decreases in explorations costs and general and administrative expenses are primarily attributed to increasing operational efficiencies investing in more robust equipment and supplies, and price negotiation and cost cutting efforts respectively.

Additionally, the following tables set forth key components of our balance sheet as of June 30, 2013 and December 31, 2012, both in dollars.

	As of June 30, 2013	As of December 31, 2012
Balance Sheets Items-

Cash	$503	2,379

Total current assets	$10,932	2,379

Total assets	$53,923	52,327

Accounts payable	$51,748	83,536

Accrued expenses	$80,243	36,264

Convertible notes payable	$862,961	752,962

Total current liabilities	$995,952	873,762

Total liabilities	$1,024,559	901,062

Stockholders' equity (deficit)	$(970,636)	(848,735)

Our increase in assets and liabilities is primarily attributed to continued operations during the first and second quarters of 2013.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2013 only reflects assets of $53,923 and relatively low levels of cash or cash equivalents, and our cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to expand operations.  At June 30, 2013 we had (1) a balance on our revolving line of credit of $1,000 bearing interest at 4% per annum; (2) $100,000 in an unsecured convertible note payable, in default, bearing interest at 24% per annum, and convertible into our common stock at a 50% discount; (3) $331,480 in convertible notes payable bearing interest at 12% to 24% per annum and convertible into our common stock at a 50% discount.  Additionally, all of our convertible notes payable contain terms permitting our creditors to collect upon default an amount equal to 150% of all outstanding principal, unpaid interest, and default interest.

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

Accounts receivable are stated at the amount management expects to collect. Management provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance based on an assessment of the collectability of the receivable. At June 30, 2013, December 31, 2012 and 2011, there were no accounts receivable, and accordingly, no allowance for doubtful accounts.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the quarter ended June 30, 2013 covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2013, there were no pending or threatened lawsuits.

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

Galt Petroleum, Inc.

Date: September 6, 2013	By:	/s/ Cary Valerio
Cary Valerio
Chief Executive Officer
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 6, 2013	/s/ Cary Valerio
Cary Valerio Chief Executive Officer, Chief Financial Officer, and Director

Date: September 6, 2013	/s/ Mark Baca
Mark Baca, Director